Form 10-K
period 2000-06-30
DVI RECEIVABLES CORP VIII
filed 2000-09-26
CIK 1081881

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

       [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ___________

              Commission file number 333-74901


                           DVI RECEIVABLES CORP. VIII
             (Exact name of registrant as specified in its charter)

                 Delaware                                        33-0608442
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)


                                 2500 York Road
                           Jamison, Pennsylvania 18929
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (215) 488-5000

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X ] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

        Aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2000. Zero.

        Number of shares of common stock outstanding as of June 30, 2000. 100 shares.

                                     PART I


ITEM 1.  BUSINESS

         This Annual Report on Form 10-K relates to DVI Receivables Corp. VIII, a limited purpose corporation organized under the laws of the State of Delaware in December, 1998 (the "Registrant"), and its wholly owned subsidiaries, DVI Receivables VIII, L.L.C., DVI Receivables X, L.L.C., and DVI Receivables XI, L.L.C., all limited purpose Delaware corporations formed in December 1998, June 1999, and November 1999, respectively (collectively with the Registrant, the "Company"). The Company does not intend to engage in any business or investment activities other than acquiring, owing, leasing, transferring, receiving or pledging the assets transferred to the Company pursuant to a Contribution Agreement or Pooling Agreement. The Registrant's articles of incorporation limit the Company's business and investment activities to the above purposes and to any activities necessary, suitable or convenient to accomplish the foregoing or incidental thereto. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

ITEM 2.  PROPERTIES

         The Registrant does not have any physical properties. Accordingly, this item is inapplicable.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings involving the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No votes or consents of security holders were solicited during the preceding fiscal year for any purpose.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the common equity securities of the Registrant.

         As of June 30, 2000, there was one registered common equity security holder.

         The Registrant pays no dividends with respect to the common equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

         The regular monthly report form, which the Trustee is required to include with each monthly distribution of Company assets to the security holders (the "Monthly Reports") sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the Indenture to be reportable to security holders.

         The Monthly Reports for the months ending July 31, 1999 through June 30, 2000, filed under Current Reports on Form 8-K, are incorporated herein by reference.

         The foregoing presents all relevant financial information relating to the Company. Because of the limited business activity of the Company, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide meaningful additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Because of the limited business activity of the Company, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because of the limited business activity of the Company, the presentation of Quantitative Disclosures about Market Risk, as required by Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         As discussed above, furnishing the traditional financial information required by Item 8 of Form 10-K would not add relevant information to that provided by the foregoing statements. Because the securities are essentially "passthrough" securities, the Company will have "income" only in the limited sense of collecting payments on the receivables. The only material items of "expense" for the Company will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facility. The Monthly Reports contained in the Current Reports on Form 8-K provide complete information on the amounts of the "income" and "expenses" of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS:
----------

NAME                         AGE            POSITION
----                         ---            --------
John P. Boyle                50             Director since 1998

Jeffrey M. Medaglio          45             Director since 1999

William A. Norris, III       49             Director since 1999

Lisa J. Cruikshank           41             Director since 1998

EXECUTIVE OFFICERS:
-------------------

NAME                         AGE            POSITION
----                         ---            --------
Steven R. Garfinkel          57             Executive Vice President and CFO since 1998

Lisa J. Cruikshank           41             Vice President since 1998

John P. Boyle                50             Vice President and CEO since 1998

Melvin C. Breaux             59             Secretary since 1998

         John P. Boyle is a director and a vice president of the Registrant. He is vice president and chief accounting officer of DVI, Inc. His primary responsibility is managing the accounting, tax and financial reporting functions. Mr. Boyle is a General Securities Principal and a CPA with twenty years of experience in the financial services industry. Mr. Boyle spent five years of his career with Peat Marwick Mitchell & Co. in Philadelphia. Beyond his accounting background, he has extensive experience in credit and corporate finance matters. Mr.. Boyle received his Bachelor of Arts degree from Temple University.

         Jeffrey M. Medaglio is a director of the Registrant. He currently runs his own estate and tax planning business. Mr. Medaglio is a CPA and an attorney. Previously, Mr. Medaglio worked for the accounting firms of Bergey, Yoder, Sweeney, Witter & Rolan, Kreischer, Miller & Company, Coopers & Lybrand and Deloitte & Touche with various responsibilities including tax manager. He is a graduate of Villanova University and Villanova School of Law. In addition, Mr. Medaglio has a master of laws in taxation.

         William H. Norris, III is a director of the Registrant. He is a chartered financial consultant with Karr Barth Associates, Inc., which provides insurance, investment and tax planning services to individuals, business owners and corporations. Previously, he spent 10 years with Meritor Financial Group as director of corporate budget and assistant vice president of investor relations.

         Lisa J. Cruikshank is a director and vice president of the Registrant and a vice president of DVI Financial Services Inc. Her primary responsibility is managing the treasury functions of DVI Financial Services including securitization. Before joining DVI Financial Services, Inc., Ms. Cruikshank was an assistant vice president in management reporting and planning at CoreStates Bank, N.A. Previously, she was vice president and assistant controller at Independence Bancorp. Ms. Cruikshank received her Bachelor of Science degree from Cedar Crest College and her Master of Business Administration degree from LaSalle University. She is a certified management accountant and a certified financial manager.

         Melvin C. Breaux is a director and secretary of the Registrant and a vice president and general counsel for DVI, Inc. Prior to joining DVI, Inc., Mr. Breaux was a partner in the Philadelphia law firm of Drinker, Biddle & Reath. As a member of that firm's banking and finance department, he specialized in secured and unsecured commercial lending transactions, a wide variety of other financing transactions and the general practice of business law.

         Steven R. Garfinkel is executive vice president and chief financial officer of the Registrant and DVI, Inc. His responsibilities include corporate finance, loan funding, balance sheet management, treasury, accounting and financial reporting, internal control, financial and strategic planning, and human resources. Mr. Garfinkel has extensive experience in developing and managing corporate finance relationships, money market funding, derivative hedging, financial planning and management information systems. Prior to joining DVI, Inc., Mr. Garfinkel spent twenty-nine years with two large bank holding companies: CoreStates Financial Corp. and First Pennsylvania Corporation. For twenty years he was either controller or treasurer of those organizations. Mr. Garfinkel received his Master of Business Administration degree from Drexel University and his Bachelor of Arts degree from Temple University.

ITEM 11.  EXECUTIVE COMPENSATION

         Jeffrey M. Medaglio and William A. Norris, III, the independent directors, are each paid $750 annually.

         There is no compensation for executive officers and the remaining directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        (1)              (2)                     (3)                   (4)
                  Name and address        Amount and nature of
Title of class    of beneficial owner     beneficial ownership      % of class
--------------    -------------------     --------------------      ----------
Common equity     DVI Financial           100 shares                100%
                  Services, Inc.
                  2500 York Road
                  Jamison, PA 18929

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements (not applicable)

        (a)(2) Financial Statement Schedules (not applicable)

        (a)(3) Exhibits

                                                             Reference to prior
     Regulation S-K                                           filing or Exhibit
         Exhibit                                               number attached
         Number                 Document                             hereto
     --------------       -----------------------------       ---------------
         3.1            Amended and Restated Certificate of           (1)
                        Incorporation of Registrant

         3.2            Bylaws of Registrant                          (2)

         4.1            Amended and Restated Indenture, dated         (3)
                        December 1, 1998, between DVI
                        Receivables VIII, L.L.C. and U.S.
                        Bank Trust National Association

         4.2            Amended and Restated Contribution and         (3)
                        Servicing Agreement, dated December 1,
                        1998, by and between DVI Financial
                        Services, Inc. and Registrant

         4.3            Amended and Restated Subsequent Contract      (3)
                        Transfer Agreement, dated December 1,
                        1998 between Registrant and DVI
                        Receivables VIII, L.L.C.

         4.4            Amended and Restated Limited Liability        (3)
                        Company Operating Agreement, dated
                        December 1, 1998, by and between
                        Registrant and DVI Receivables
                        VIII, L.L.C.

         4.5            Amended and Restated Indenture, dated         (4)
                        June 1, 1999, between DVI
                        Receivables X, L.L.C. and U.S. Bank
                        Trust National Association

         4.6            Amended and Restated Contribution and         (4)
                        Servicing Agreement, dated June 1,
                        1999, by and between DVI Financial
                        Services, Inc. and DVI Receivables Corp. X

         4.7            Amended and Restated Subsequent Contract      (4)
                        Transfer Agreement, dated June 1, 1999
                        between DVI Receivables Corp. X and DVI
                        Receivables X, L.L.C.

         4.8            Amended and Restated Limited Liability       (4)
                        Company Operating Agreement, dated
                        June 1, 1999, by and between Registrant
                        and DVI Receivables X, L.L.C.

         4.9            Amended and Restated Indenture, dated        (5)
                        December 1, 1999, between DVI Receivables
                        XI L.L.C. and U.S. Bank Trust National
                        Association

         4.11           Amended and Restated Contribution and        (5)
                        Servicing Agreement, dated December 1,
                        1999, by and between DVI Financial
                        Services, Inc. and DVI Receivables
                        Corp. XI

         4.12           Amended and Restated Subsequent Contract     (5)
                        Transfer Agreement, dated December 1,
                        1999 between DVI Receivables Corp. XI
                        and DVI Receivables XI, L.L.C.

         4.13           Amended and Restated Limited Liability       (5)
                        Company Operating Agreement, dated
                        December 1, 1999, by and between
                        Registrant and DVI Receivables XI, L.L.C.

         19.1           Report furnished to security holders
                        (Monthly Reports - see (b) below)

         21.1           Subsidiaries of the Registrant               21.1

         99.1           Independent Accountants' Report              99.1

(1) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 28, 1999

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-74901)

(3) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 10, 1999

(4) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 28, 1999

(5) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 11, 2000

         (b)      Current Reports on Form 8-K

                  Current Reports on Form 8-K were filed on:

               July 16, 1999                February 25, 2000
               July 23, 1999                March 24, 2000
               August 10, 1999              April 19, 2000
               September 30, 1999           May 1, 2000
               October 19,1999              May 2, 2000
               October 20, 1999             May 9, 2000
               October 27, 1999             May 11, 2000
               November 12, 1999            May 19, 2000
               November 23, 1999            May 22, 2000
               November 24, 1999            June 20, 2000
               December 28, 1999            August 3, 2000
               January 21, 2000             August 25, 2000

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of DVI Receivables Corp. VIII by the undersigned thereunto duly authorized.


                                                DVI Receivables Corp. VIII


                                                By: /s/Lisa J. Cruikshank
                                                    ---------------------
                                                Name:  Lisa J. Cruikshank
                                                Title: Vice President



        Dated: September 26, 2000

                                  EXHIBIT INDEX

Exhibit No.                         Document
-----------             ------------------------------------------
   21.1                 Subsidiaries of the Registrant

   99.1                 Independent Accountants' Report