Form 10-K
period 2001-06-30
DVI RECEIVABLES CORP VIII
filed 2001-09-28
CIK 1081881

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from               to
                                        -------------    -------------

         Commission file number 333-74901


                           DVI RECEIVABLES CORP. VIII
             (Exact name of registrant as specified in its charter)

                 Delaware                                  33-0608442
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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

         Aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2001. Zero.

         Number of shares of common stock outstanding as of June 30, 2001. 100 shares.

                                     PART I



ITEM 1.  BUSINESS

         This Annual Report on Form 10-K relates to DVI Receivables Corp. VIII, a limited purpose corporation organized under the laws of the State of Delaware in December, 1998 (the "Registrant"), and its wholly owned subsidiaries, DVI Receivables VIII, L.L.C., DVI Receivables X, L.L.C., DVI Receivables XI, L.L.C., DVI Receivables XII, L.L.C., and DVI Receivables XIV, L.L.C., all limited purpose Delaware corporations formed in December 1998, June 1999, November 1999, April 2000, and December 2000, respectively (collectively with the Registrant, the "Company"). The Company does not intend to engage in any business or investment activities other than acquiring, owing, leasing, transferring, receiving or pledging the assets transferred to the Company pursuant to a Contribution Agreement or Pooling Agreement. The Registrant's articles of incorporation limit the Company's business and investment activities to the above purposes and to any activities necessary, suitable or convenient to accomplish the foregoing or incidental thereto. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

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

         As of June 30, 2001, there was one registered common equity security holder.

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

         The Monthly Reports for the months ending July 31, 2000 through June 30, 2001, filed under Current Reports on Form 8-K, are incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS:

NAME                                AGE              POSITION
----                                ---              --------
John P. Boyle                       51               Director since 1998

Jeffrey M. Medaglio                 46               Director since 1999

William A. Norris, III              50               Director since 1999

Philip C. Jackson                   51               Director since 2001

EXECUTIVE OFFICERS:

NAME                                AGE              POSITION
----                                ---              --------
Steven R. Garfinkel                 58               Executive Vice President and CFO since 1998

Matthew E. Goldenberg               32               Vice President since 2001

John P. Boyle                       51               Vice President and CEO since 1998

Melvin C. Breaux                    60               Secretary since 1998

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

         Philip C. Jackson joined DVI in June 1999 as Vice President of Banking and Finance. Previously PNC Bank, N.A., employed him for 20 years. He served in many management positions while with PNC, his most recent position being Senior Vice President/Segment Executive of the Financial Institutions Segment. His prior experience includes Treasurer of Diamond Bathurst and seven years with the Bank of America in Los Angeles, California. Mr. Jackson received his Bachelors of Business Administration from the University of Pennsylvania's Wharton School.

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

         Matthew Goldenberg is a vice president of the Registrant and of DVI Financial Services, Inc. Matthew is responsible for the company's domestic equipment-backed securitizations. Prior to joining DVI in January 1998, Matthew spent seven years with Corestates Financial Corp in various accounting and finance positions. He received his B.S. degree in Mathematics and his M.S. degree in Finance from Drexel University.

ITEM 11. EXECUTIVE COMPENSATION

         Jeffrey M. Medaglio and William A. Norris, III, the independent directors, are each paid $1,250 annually.

         There is no compensation for executive officers and the remaining directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (1)                           (2)                                  (3)                (4)
                           Name and address                   Amount and nature
Title of Class             of beneficial owner                of beneficial ownership   % of class
--------------             -------------------                -----------------------   ----------
Common equity              DVI Financial Services, Inc.       100 shares                100%
                           2500 York Road
                           Jamison, Pa.  18929

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)(1) Financial Statements (not applicable)

         (a)(2) Financial Statement Schedules (not applicable)

         (a)(3) Exhibits


                                                                                 Reference to prior
            Regulation S-K                                                       filing or Exhibit
                Exhibit                                                           number attached
                Number                               Document                          hereto
            --------------          -------------------------------------------  ------------------
                  3.1               Amended and Restated Certificate of                 (1)
                                    Incorporation of Registrant

                  3.2               Bylaws of Registrant                                (2)

                  4.1               Amended and Restated Indenture, dated               (3)
                                    December 1, 1998, between DVI Receivables
                                    VIII, L.L.C. and U.S. Bank Trust National
                                    Association

                  4.2               Amended and Restated Contribution and               (3)
                                    Servicing Agreement, dated December 1,
                                    1998, by and between DVI Financial
                                    Services, Inc. and Registrant

                  4.3               Amended and Restated Subsequent Contract            (3)
                                    Transfer Agreement, dated December 1, 1998
                                    between Registrant and DVI Receivables
                                    VIII, L.L.C.

                  4.4               Amended and Restated Limited Liability              (3)
                                    Company Operating Agreement, dated December
                                    1, 1998, by and between Registrant and DVI
                                    Receivables VIII, L.L.C.

                  4.5               Amended and Restated Indenture, dated June          (4)
                                    1, 1999, between DVI Receivables X, L.L.C.
                                    and U.S. Bank Trust National Association

                  4.6               Amended and Restated Contribution and               (4)
                                    Servicing Agreement, dated June 1, 1999,
                                    by and between DVI Financial Services, Inc.
                                    and DVI Receivables Corp. X

                  4.7               Amended and Restated Subsequent Contract            (4)
                                    Transfer Agreement, dated June 1, 1999
                                    between DVI Receivables Corp. X and
                                    DVI Receivables X, L.L.C.

                  4.8               Amended and Restated Limited Liability              (4)
                                    Company Operating Agreement, dated June
                                    1, 1999, by and between Registrant and DVI
                                    Receivables X, L.L.C.

                  4.9               Amended and Restated Indenture, dated               (5)
                                    December 1, 1999, between DVI Receivables
                                    XI L.L.C. and U.S. Bank Trust National
                                    Association

                 4.11               Amended and Restated Contribution and               (5)
                                    Servicing Agreement, dated December 1,
                                    1999, by and between DVI Financial
                                    Services, Inc. and DVI Receivables Corp. XI

                 4.12               Amended and Restated Subsequent Contract            (5)
                                    Transfer Agreement, dated December 1, 1999
                                    between DVI Receivables Corp. XI and
                                    DVI Receivables XI, L.L.C.

                 4.13               Amended and Restated Limited Liability              (5)
                                    Company Operating Agreement, dated
                                    December 1, 1999, by and between Registrant
                                    and DVI Receivables XI, L.L.C.

                 4.14               Amended and Restated Indenture, dated               (6)
                                    April 1, 2000, between DVI Receivables
                                    XII, L.L.C. and U.S. Bank Trust National Association

                 4.15               Amended and Restated Contribution and               (6)
                                    Servicing Agreement, dated April 1, 2000,
                                    by and between DVI Financial Services, Inc.
                                    and DVI Receivable Corp XII.

                 4.16               Amended and Restated Subsequent Contract            (6)
                                    Transfer Agreement, dated April 1, 2000
                                    between DVI Receivable Corp XII and
                                    DVI Receivables XII, L.L.C.

                 4.17               Amended and Restated Limited Liability              (6)
                                    Company Operating Agreement, dated April 1,
                                    2000, by and between Registrant and DVI
                                    Receivables XII, L.L.C.

                 4.18               Amended and Restated Indenture, dated               (7)
                                    December 1, 2000, between DVI Receivables
                                    XIV, L.L.C. and U.S. Bank Trust National
                                    Association

                 4.19               Amended and Restated Contribution and               (7)
                                    Servicing Agreement, dated December 1,
                                    2000, by and between DVI Financial
                                    Services, Inc. and DVI Receivable Corp XIV.

                 4.20               Amended and Restated Subsequent Contract            (7)
                                    Transfer Agreement, dated December 1, 2000
                                    between DVI Receivable Corp XIV and
                                    DVI Receivables XIV, L.L.C.

                 4.21               Amended and Restated Limited Liability              (7)
                                    Company Operating Agreement, dated December
                                    1, 2000, by and between Registrant and DVI
                                    Receivables XIV, L.L.C.

                 19.1               Report furnished to security holders
                                    (Monthly Reports - see (b) below)

                 21.1               Subsidiaries of the Registrant                      21.1

                 23.1               Consent of Independent Certified Public             23.1
                                    Accountants

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

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-74901)

(3) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 10, 1999

(4) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 28, 1999

(5) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 11, 2000

(6) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 30, 2000

(7) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 18, 2001

         (b)      Current Reports on Form 8-K

                  Current Reports on Form 8-K were filed on:

                  August 3, 2000

                  August 25, 2000

                  September 25, 2000

                  October 18, 2000

                  November 7, 2000

                  November 7, 2000

                  November 17, 2000

                  November 30, 2000

                  December 1, 2000

                  December 19. 2000

                  February 5, 2001

                  March 2, 2001

                  March 22, 2001

                  May 1, 2001

                  May 2, 2001

                  May 10, 2001

                  May 18, 2001

                  May 18, 2001

                  June 22, 2001

                  July 20, 2001

                  August 31, 2001

                  September 18, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of DVI Receivables Corp. VIII by the undersigned thereunto duly authorized.


                                                DVI Receivables Corp. VIII


                                                By: /s/Steven R. Garfinkel
                                                    ----------------------------
                                                Name:  Steven R. Garfinkel
                                                Title: Executive Vice President
                                                         Chief Financial Officer


         Dated:   September 28, 2001

                                  EXHIBIT INDEX


Exhibit No.                                      Document
-----------                ---------------------------------------------------
   21.1                    Subsidiaries of the Registrant

   23.1                    Consent of Independent Certified Public Accountants