Form 10-K
period 2002-06-30
DVI RECEIVABLES CORP VIII
filed 2002-09-26
CIK 1081881

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from              to
                                     ------------    -----------------

      Commission file number 333-81454


                           DVI RECEIVABLES CORP. VIII
             (Exact name of registrant as specified in its charter)

                 Delaware                                  33-0608442
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

      Aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2002. Zero.

      Number of shares of common stock outstanding as of June 30, 2002. 100 shares.

                                     PART I

ITEM 1. BUSINESS

      This Annual Report on Form 10-K relates to DVI Receivables Corp. VIII, a limited purpose corporation organized under the laws of the State of Delaware in December, 1998 (the "Registrant"), and its wholly owned subsidiaries, DVI Receivables VIII, L.L.C., DVI Receivables X, L.L.C., DVI Receivables XI, L.L.C., DVI Receivables XII, L.L.C., DVI Receivables XIV, L.L.C., DVI Receivables XVI, L.L.C., and DVI Receivables XVII, L.L.C. all limited purpose Delaware corporations formed in December 1998, June 1999, November 1999, April 2000, December 2000, November 2001, and May 2002 respectively (collectively with the Registrant, the "Company"). The Company does not intend to engage in any business or investment activities other than acquiring, owing, leasing, transferring, receiving or pledging the assets transferred to the Company pursuant to a Contribution Agreement or Pooling Agreement. The Registrant's articles of incorporation limit the Company's business and investment activities to the above purposes and to any activities necessary, suitable or convenient to accomplish the foregoing or incidental thereto. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

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

      As of June 30, 2002, there was one registered common equity security holder.

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

      The Monthly Reports for the months ending July 31, 2001 through June 30, 2002, filed under Current Reports on Form 8-K, are incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS:

NAME                         AGE            POSITION
----                         ---            --------
John P. Boyle                52             Director since 1998

Jeffrey M. Medaglio          47             Director since 1999

William A. Norris, III       51             Director since 1999

Philip C. Jackson            52             Director since 2001

EXECUTIVE OFFICERS:

NAME                         AGE            POSITION
----                         ---            --------
Steven R. Garfinkel          59             Executive Vice President and CFO since 1998

Matthew E. Goldenberg        33             Vice President since 2001

John P. Boyle                52             Vice President and CEO since 1998

Melvin C. Breaux             61             Secretary since 1998

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

ITEM 11. EXECUTIVE COMPENSATION

      Jeffrey M. Medaglio and William A. Norris, III, the independent directors, are each paid $1,750 annually.

      There is no compensation for executive officers and the remaining directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (1)                 (2)                              (3)                 (4)
                  Name and address                Amount and nature of
Title of class    of beneficial owner             beneficial ownership    % of class
--------------    -------------------             --------------------    ----------
Common equity     DVI Financial Services, Inc.    100 shares              100%
                  2500 York Road
                  Jamison, Pa.  18929

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)(1) Financial Statements (not applicable)

      (a)(2) Financial Statement Schedules (not applicable)

      (a)(3) Exhibits

                                                                          Reference to prior
      Regulation S-K                                                      filing or Exhibit
          Exhibit                                                          number attached
          Number                          Document                             hereto
          ------                          --------                             ------
            3.1         Amended and Restated Certificate of                     (1)
                        Incorporation of Registrant

            3.2         Bylaws of Registrant                                    (2)

            4.1         Amended and Restated Indenture, dated December          (3)
                        1, 1998, between DVI Receivables VIII, L.L.C.
                        and U.S. Bank Trust National Association

            4.2         Amended and Restated Contribution and                   (3)
                        Servicing Agreement, dated December 1, 1998,
                        by and between DVI Financial Services, Inc.
                        and Registrant

            4.3         Amended and Restated Subsequent Contract                (3)
                        Transfer Agreement, dated December 1, 1998
                        between Registrant and DVI Receivables VIII,
                        L.L.C.

            4.4         Amended and Restated Limited Liability Company          (3)
                        Operating Agreement, dated December 1, 1998,
                        by and between Registrant and DVI Receivables
                        VIII, L.L.C.

            4.5         Amended and Restated Indenture, dated June 1,           (4)
                        1999, between DVI Receivables X, L.L.C. and
                        U.S. Bank Trust National Association

            4.6         Amended and Restated Contribution and                   (4)
                        Servicing Agreement, dated June 1, 1999, by
                        and between DVI Financial Services, Inc. and
                        DVI Receivables Corp. X

            4.7         Amended and Restated Subsequent Contract                (4)
                        Transfer Agreement, dated June 1, 1999 between
                        DVI Receivables Corp. X and DVI Receivables X,
                        L.L.C.

            4.8         Amended and Restated Limited Liability Company          (4)
                        Operating Agreement, dated June 1, 1999, by
                        and between Registrant and DVI Receivables X,
                        L.L.C.

            4.9         Amended and Restated Indenture, dated December          (5)
                        1, 1999, between DVI Receivables XI L.L.C. and
                        U.S. Bank Trust National Association

            4.11        Amended and Restated Contribution and                   (5)
                        Servicing Agreement, dated December 1, 1999,
                        by and between DVI Financial Services, Inc.
                        and DVI Receivables Corp. XI

            4.12        Amended and Restated Subsequent Contract                (5)
                        Transfer Agreement, dated December 1, 1999
                        between DVI Receivables Corp. XI and DVI
                        Receivables XI, L.L.C.

            4.13        Amended and Restated Limited Liability Company          (5)
                        Operating Agreement, dated December 1, 1999,
                        by and between Registrant and DVI Receivables
                        XI, L.L.C.

            4.14        Amended and Restated Indenture, dated April 1,          (6)
                        2000, between DVI Receivables XII, L.L.C. and
                        U.S. Bank Trust National Association

            4.15        Amended and Restated Contribution and                   (6)
                        Servicing Agreement, dated April 1, 2000, by
                        and between DVI Financial Services, Inc. and
                        DVI Receivable Corp XII.

            4.16        Amended and Restated Subsequent Contract                (6)
                        Transfer Agreement, dated April 1, 2000
                        between DVI Receivable Corp XII and DVI
                        Receivables XII, L.L.C.

            4.17        Amended and Restated Limited Liability Company          (6)
                        Operating Agreement, dated April 1, 2000, by
                        and between Registrant and DVI Receivables
                        XII, L.L.C.

            4.18        Amended and Restated Indenture, dated December          (7)
                        1, 2000, between DVI Receivables XIV, L.L.C.
                        and U.S. Bank Trust National Association

            4.19        Amended and Restated Contribution and                   (7)
                        Servicing Agreement, dated December 1, 2000,
                        by and between DVI Financial Services, Inc.
                        and DVI Receivable Corp XIV.

            4.20        Amended and Restated Subsequent Contract                (7)
                        Transfer Agreement, dated December 1, 2000
                        between DVI Receivable Corp XIV and DVI
                        Receivables XIV, L.L.C.

            4.21        Amended and Restated Limited Liability Company          (7)
                        Operating Agreement, dated December 1, 2000,
                        by and between Registrant and DVI Receivables
                        XIV, L.L.C.

            4.22        Amended and Restated Indenture, dated November          (8)
                        1, 2001, between DVI Receivables XVI, L.L.C.
                        and U.S. Bank Trust National Association

            4.23        Amended and Restated Contribution and                   (8)
                        Servicing Agreement, dated November 1, 2001,
                        by and between DVI Financial Services, Inc.
                        and DVI Receivable Corp XVI.

            4.24        Amended and Restated Subsequent Contract                (8)
                        Transfer Agreement, dated November 1, 2001
                        between DVI Receivable Corp XVI and DVI
                        Receivables XVI, L.L.C.

            4.25        Amended and Restated Limited Liability Company          (8)
                        Operating Agreement, dated November 1, 2001,
                        by and between Registrant and DVI Receivables
                        XVI, L.L.C.

            4.26        Amended and Restated Indenture, dated May 1,            (9)
                        2002, between DVI Receivables XVII, L.L.C. and
                        U.S. Bank N.A.

            4.27        Amended and Restated Contribution and                   (9)
                        Servicing Agreement, dated May 1, 2002, by and
                        between DVI Financial Services, Inc. and DVI
                        Receivable Corp XVII.

            4.28        Amended and Restated Subsequent Contract                (9)
                        Transfer Agreement, dated May 1, 2002 between
                        DVI Receivable Corp XVII and DVI Receivables
                        XVII, L.L.C.

            4.29        Amended and Restated Limited Liability Company          (9)
                        Operating Agreement, dated May 1, 2002, by and
                        between Registrant and DVI Receivables XVII,
                        L.L.C.

            19.1        Report furnished to security holders (Monthly
                        Reports - see (b) below)

            21.1        Subsidiaries of the Registrant                          21.1

            23.1        Consent of Independent Certified Public                 23.1
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

(4) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 28, 1999

(5) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 11, 2000

(6) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 30, 2000

(7) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 18, 2001

(8) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 21, 2001

(9) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 20, 2002

      (b)   Current Reports on Form 8-K

            Current Reports on Form 8-K were filed on:


            July 20, 2001                       April 17, 2002
            August 31, 2001                     May 21, 2002
            September 18, 2001                  June 18, 2002
            October 31, 2001                    July 16, 2002
            November 20, 2001                   August 16, 2002
            December 19, 2001                   September 13, 2002
            January 15, 2002
            February 15, 2002
            March 20, 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of DVI Receivables Corp. VIII by the undersigned thereunto duly authorized.

                                                 DVI Receivables Corp. VIII


                                                 By: /s/Steven R. Garfinkel
                                                     ----------------------
                                                 Name:  Steven R. Garfinkel
                                                 Title: Executive Vice President
                                                        Chief Financial Officer

Dated:  September 26,2002

                                  EXHIBIT INDEX

Exhibit No.                            Document
-----------                            --------
   21.1              Subsidiaries of the Registrant

   23.1              Consent of Independent Certified Public Accountants